Form 10QSB
period 2000-04-30
TF CREATIONS CORP
filed 2000-06-19
CIK 1102203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2000
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

         As of April 30, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements



TF CREATIONS CORP.

TABLE OF CONTENTS



                                                                        Page

Accountant's Review Report                                              F-1

Balance Sheet                                                           F-2


Statement of Operations and Accumulated Deficit
During the Development Stage                                            F-3

Statement of Changes in Stockholders' Equity                            F-4

Statement of Cash Flows                                                 F-5

Notes to Financial Statements                                           F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
TF Creations Corp.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of TF Creations Corp. (a Florida corporation and a development stage company) as of April 30, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period December 21, 1999 to April 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TF Creations Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Dorra Dugan & Shaw
Certified Public Accountants
June 12, 2000




                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

TF CREATIONS CORP.

(A Development Stage Company)


BALANCE SHEET



April 30,                                                                           2000
------------------------------------------------------------------------------- --------------
ASSETS

Current Assets:
    Cash                                                                           $      540
------------------------------------------------------------------------------- --------------

TOTAL CURRENT ASSETS                                                                      540
------------------------------------------------------------------------------- --------------

                                                                                   $      540
------------------------------------------------------------------------------- --------------

LIABILITIES

Current Liabilities:

    Accrued expenses                                                               $        -
------------------------------------------------------------------------------- --------------

TOTAL CURRENT LIABILITIES                                                                   -
------------------------------------------------------------------------------- --------------

                                                                                            -
------------------------------------------------------------------------------- --------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized
               5,500,000 shares issued and outstanding                                    550

Preferred stock - no par value - 10,000,000 shares authorized
               No shares issued or outstanding                                              -
     Additional paid-in-capital                                                         3,050
     Deficit accumulated during development  stage                                     (3,060)
------------------------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                                                540
------------------------------------------------------------------------------- --------------

                                                                                   $      540
------------------------------------------------------------------------------- --------------


     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED
    DURING THE DEVELOPMENT STAGE


For the period December 21, 1999 (date of inception) to April 30,               2000

------------------------------------------------------------------------------- ----------------
Revenues                                                                        $             -
------------------------------------------------------------------------------- ----------------

Operating expenses:
    Professional fees                                               $    3,000
    Bank Charges                                                            60
                                                                                          3,060
------------------------------------------------------------------------------- ----------------

Loss before income taxes                                                                 (3,060)
Income  taxes                                                                                 -
------------------------------------------------------------------------------- ----------------

Net loss                                                                                 (3,060)
------------------------------------------------------------------------------- ----------------

Deficit accumulated during the
   Development stage - April 31, 2000                                           $        (3,060)
------------------------------------------------------------------------------- ----------------

Net loss per share                                                               $      (0.0005)
------------------------------------------------------------------------------- ----------------


     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.
(A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period December 21, 1999 (date of inception) to April 30,                                          2000
---------------------------------------------------------------------------------------------------------------------
                                                                            Additional
                                    Number of          Preferred    Common  Paid - In      Accumulated
                                    Shares             Stock         Stock   Capital        Deficit        Total
                                    ------------------ ---------- --------- ------------ ------------- --------------

Issuance of Common Stock:

    December 23, 1999                     5,500,000           -         550       3,050            -          3,600

Net Loss                                          -           -           -           -       (3,060)        (3,060)
----------------------------------- ------------------ ---------- ---------- ----------- ------------- --------------

                                          5,500,000     $     -    $    550    $  3,050  $    (3,060)   $       540
--- ------------------------------- ------------------ ---------- ---------- ----------- ------------- --------------



     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.

(A Development Stage Company)


Statement of Cash Flows






For the period December 21, 1999 (date of inception) to April 30,                    2000

------------------------------------------------------------------------------- ---------------
Operating Activities:

        Net loss                                                                $      (3,060)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                                  2,500
---- ------- --- -------------------------------------------------------------- ---------------
Net cash used by operating activities                                                    (560)
------------------------------------------------------------------------------- ---------------

Financing activities:
     Issuance of Common Stock                                                           1,100
---- -------------------------------------------------------------------------- ---------------

Net cash provided by financing activities                                               1,100
------------------------------------------------------------------------------- ---------------

Net increase in cash                                                                      540
------------------------------------------------------------------------------- ---------------

 Cash-April 30, 2000                                                            $         540
------------------------------------------------------------------------------- ---------------



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

Interim Financial Statements

The April 30, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On December 23, 1999, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500.In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of April 30, 2000.

TF Creations Corp.
Notes to Financial Statements

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,060 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of April 30, 2000 is $500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $500, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,060 from December 21, 1999 (date of inception) through April 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         The Company does not intend to use any employees, with the possible exception of part- time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending April 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
----------------------------------------------------------------------

3(i).1            Articles of Incorporation filed December 21, 1999

3(ii).1           By-laws

27       *        Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b)  No Reports on Form 8-K were filed  during the quarter  ended April 30,
          2000

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        TF Creations Corp.
                                           (Registrant)

Date: June 19, 2000                    BY:  /s/ Thomas V. Flynn
                                        -------------------------------------
                                        Thomas V. Flynn,
                                        President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                            Signature                 Title
-------                  ------------------------       ---------------------

June 19, 2000            BY:/s/ Thomas V. Flynn
                         -------------------------      President, Secretary,
                          Thomas V. Flynn               Treasurer, Director