Form 10QSB
period 2000-07-31
TF CREATIONS CORP
filed 2000-09-14
CIK 1102203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2000
Commission file no.:   0-28799


                               TF Creations Corp.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                            65-0969306
------------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                             Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                               33480
-------------------------------------                   -----------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number:  (561) 832-7835

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

         As of July 31, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


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

Notes to Financial Statements                                           F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
TF Creations Corp.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of TF Creations Corp. (a Florida corporation and a development stage company) as of July 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period December 21, 1999 to July 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TF Creations Corp.

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



/s/ Dorra Dugan & Shaw
Certified Public Accountants
September 12, 2000




                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

TF CREATIONS CORP.
(A Development Stage Company)


BALANCE SHEET



July 31,                                                                            2000
------------------------------------------------------------------------------- --------------
ASSETS

Current Assets:
    Cash                                                                           $        5
------------------------------------------------------------------------------- --------------

TOTAL CURRENT ASSETS                                                                        5
------------------------------------------------------------------------------- --------------

                                                                                   $        5
------------------------------------------------------------------------------- --------------

LIABILITIES

Current Liabilities:

    Accrued expenses                                                               $        -
------------------------------------------------------------------------------- --------------

TOTAL CURRENT LIABILITIES                                                                   -
------------------------------------------------------------------------------- --------------

                                                                                            -
------------------------------------------------------------------------------- --------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized
               5,500,000 shares issued and outstanding                                    550

Preferred stock - no par value - 10,000,000 shares authorized
               No shares issued or outstanding                                              -
     Additional paid-in-capital                                                         3,050
     Deficit accumulated during development  stage                                     (3,605)
------------------------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                                                 (5)
------------------------------------------------------------------------------- --------------

                                                                                 $         (5)
------------------------------------------------------------------------------- --------------


     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED
    DURING THE DEVELOPMENT STAGE


For the period December 21, 1999 (date of inception) to July 31,              2000
------------------------------------------------------------------------------- ----------------
Revenues                                                                        $             -
------------------------------------------------------------------------------- ----------------

Operating expenses:
    Professional fees                                               $    3,500
    Bank Charges                                                           105
                                                                                          3,605
------------------------------------------------------------------------------- ----------------

Loss before income taxes                                                                 (3,605)
Income  taxes                                                                                 -
------------------------------------------------------------------------------- ----------------

Net loss                                                                                 (3,605)
------------------------------------------------------------------------------- ----------------

Deficit accumulated during the
   Development stage - April 31, 2000                                           $        (3,605)
------------------------------------------------------------------------------- ----------------

Net loss per share                                                               $      (0.0006)
------------------------------------------------------------------------------- ----------------


     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


For the period December 21, 1999 (date of inception) to July 31,                                                2000
---------------------------------------------------------------------------------------------------------------------
                                                                            Additional
                                    Number of          Preferred    Common  Paid - In      Accumulated
                                    Shares             Stock         Stock   Capital        Deficit        Total
                                    ------------------ ---------- --------- ------------ ------------- --------------

Issuance of Common Stock:

    December 23, 1999                     5,500,000           -         550       3,050            -          3,600

Net Loss                                          -           -           -           -       (3,605)        (3,605)
----------------------------------- ------------------ ---------- ---------- ----------- ------------- --------------

                                          5,500,000     $     -    $    550    $  3,050  $    (3,605)   $        (5)
--- ------------------------------- ------------------ ---------- ---------- ----------- ------------- --------------



     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.
(A Development Stage Company)


Statement of Cash Flows



For the period December 21, 1999 (date of inception) to July 31,                          2000
------------------------------------------------------------------------------- ---------------
Operating Activities:

        Net loss                                                                $      (3,605)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Issuance of common stock for services                                  2,500
---- ------- --- -------------------------------------------------------------- ---------------
Net cash used by operating activities                                                   (1,105)
------------------------------------------------------------------------------- ---------------

Financing activities:
     Issuance of Common Stock                                                           1,100
---- -------------------------------------------------------------------------- ---------------

Net cash provided by financing activities                                               1,100
------------------------------------------------------------------------------- ---------------

Net increase in cash                                                                       (5)
------------------------------------------------------------------------------- ---------------

 Cash-April 30, 2000                                                            $          (5)
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

Interim Financial Statements

The July 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On December 23, 1999, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500.In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of July 31, 2000.

TF Creations Corp.
Notes to Financial Statements

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,060 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of July 31, 2000 is $500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $500, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,060 from December 21, 1999 (date of inception) through July 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending July 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(i).1            Articles of Incorporation filed December 21, 1999

3(ii).1           By-laws

27       *        Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.


*    Filed herewith

     (b)  No Reports on Form 8-K were filed  during the  quarter  ended July 31,
          2000




                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               TF Creations Corp.
                                  (Registrant)

Date: September 14, 2000    BY: /s/ Thomas V. Flynn
                            ------------------------
                              Thomas V. Flynn, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                            Signature                    Title
-------                 ---------------------------    ---------------------


September 14, 2000      BY: /s/ Thomas V. Flynn
                        --------------------------     President, Secretary,
                        Thomas V. Flynn                Treasurer, Director