Form 10KSB
period 2000-10-31
TF CREATIONS CORP
filed 2001-01-26
CIK 1102203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 000-28799

                               TF Creations Corp.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Florida                                                         65-0969306
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                              33480
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (561) 832-7835

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
  Title of each class                                 on  which registered

      None                                                     None
-------------------------                           -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                    Mintmire & Associates
                                    265 Sunrise Avenue, Suite 204
                                    Palm Beach, FL 33480
                                    Tel: (561) 832-5696 - Fax: (561) 659-5371

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

                                    Yes  X   No
                                        ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $0.00

     Of the 5,500,000 shares of voting stock of the registrant issued and outstanding as of January 10, 2000, 0 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                            SUMMARY TABLE OF CONTENTS

PART I


Item 1.   Description of Business.

Item 2.   Description of Property.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Item 7.   Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.

PART I

Item 1. Description of Business

Business Development

         TF Creations Corp. (the "Company") was organized on December 21, 1999, under the laws of the State of Florida, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to engage in mergers and acquisitions.

         The Company has never engaged in an active trade or business. The Company has received gross proceeds in the amount of $1,100 from the sale of a total of 5,500,000 shares of common stock, $.0001 par value per share (the "Common Stock"), pursuant to Section 3(b) and 4(2) of the Act, and Rule 506 and 701 of Regulation D promulgated thereunder. The sales were made in the State of Georgia and the State of Florida. The Company undertook the sale and issuance of shares of Common Stock on December 21, 1999.

         The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

         Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

         The Company's principal executive offices are located at 354 Brazilian Avenue, #5, Palm Beach, FL 33480 and its telephone number is (561) 832-7835.

Business of Issuer

         The Company has no operating history and no representation is made, nor is any intended, that the Company will carry on any future business activity. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

         Management   plans  to   investigate,   research   and,  if  justified,
potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

         The Company intends to use various sources in its search for potential business opportunities including its officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, member of the financial community and others who may present management with unsolicited proposals. Because of the Company's limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger. The Company will rely upon the expertise and contacts of such persons, will use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts dependent upon the skill and industriousness of the participants and the conditions of the marketplace. None of the participants in the process will have any past business relationship with management. To date, the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

         The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.


Evaluation

         Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

         In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

         Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

         Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

         Because of the Company's lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to the Company's existing shareholders interests. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises. Management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction. However the terms of the sale of shares held by present management of the Company will be extended equally to all other current shareholders.

         Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commissions's Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

         In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Current management has not in the past used any particular consultants, advisors or finders. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the representative in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

         Management does not contemplate that the Company would acquire or merge with a business entity in which any officer or director of the Company has an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. The Company's management has not had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Possible Blank Check Company Status

         While the Company may be deemed a "shell" company at this time, it does not constitute a "blank check" company under pertinent securities law standards. Accordingly, the Company is not subject to securities regulations imposed upon companies deemed to be "blank check companies." If the Company were to file a registration statement under Securities Act of 1933 and, at such time, priced its shares at less than $5.00 per share and continued to have no specific business plan, it would then be classified as a blank check company.

         If in the future the Company were to become a blank check company, adverse consequences could attach to the Company. Such consequences can include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the additional steps required to comply with various federal and state laws enacted for the protection of investors, including so-called "lock-up" agreements pending consummation of a merger or acquisition that would take it out of blank check company status.

         Many states (excluding Florida where the Company is incorporated) have statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the companies securities or to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein. In the event the Company undertakes the filing of a registration statement under circumstances that classifies it as a blank check company the provisions of Rule 419 and other applicable provisions will be complied with.

Rights of Shareholders

         The Company's Articles of Incorporation expressly provide that the Board of Directors is authorized to enter into on behalf of the corporation and to bind the corporation without shareholder approval, any and all acts approving the terms and conditions of a merger and/or a share exchange, and shareholders affected thereby, shall not be entitled to dissenters rights with respect thereto under any applicable statutory dissenters rights provision. This provision expressly eliminates shareholder participation in the merger and/or share exchange contemplated by the Company and expressly eliminates any shareholders dissenters rights. The Company does not intend to provide its shareholders with complete disclosure documentation including audited finance statements concerning a target company and its business prior to any mergers or acquisitions.

Competition

         Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's limited funds, it may be difficult to successfully compete with these other companies.

Employees

         As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

         The Company is currently using at no cost to the Company, as its principal place of business offices of its current management, Thomas V. Flynn, located in Palm Beach, Florida.. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Industry Segments

         No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part II, Item 7 of this Form 10-KB for a report of the Company's operating history.

Item 2. Description of Property

         The information required by this Item 2 is not applicable to this Form 10-KSB due to the fact that the Company does not own or control any material property. There are no preliminary agreements or understandings with respect to office facilities in the future.

Item 3. Legal Proceedings

         The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended October 31, 2000, covered by this report.

Part II

Item 5. Market For Common Equity and Other Shareholder Matters.

         No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company does not presently intend to make application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board.

         The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

         If  and  when  the   Company's   common   stock   is   traded   in  the
over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

         As of January 10, 2001, there were 2 holders of record of the Company's common stock. As of the date hereof, the Company has issued and outstanding 5,500,000 shares of common stock. Such shares may not be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Act. Shares issued pursuant to Rule 144 may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

         The Company is serving as its own transfer agent until it becomes eligible for quotation with NASD.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Thomas V. Flynn (see Item 4, Security Ownership of Certain Beneficial Owners and Management. Thomas V. Flynn is the controlling shareholder). Thomas V. Flynn has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Thomas V. Flynn to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

         In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

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

Item 7. Financial Statements

         The Company's financial statements have been examined to the extent indicated in their reports by Dorra, Shaw, & Dugan, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part II, Item 7, of this Form 10-KSB.

TF CREATIONS CORP.

TABLE OF CONTENTS



                                                                      Page

Independent Auditors' Report                                          F-1

Balance Sheet                                                         F-2

Statement of Operations and Deficit Accumulated
   During the Development Stage                                       F-3

Statement of Changes in Stockholders' Equity                          F-4

Statement of Cash Flows                                               F-5

Notes to Financial Statements                                         F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
TF Creations Corp.
Palm Beach, Florida

We have audited the accompanying balance sheet of TF Creations Corp. (a Florida corporation) and (a development stage company) as of December 31, 1999 and the related statements of operations, accumulated deficit, cash flows and changes in stockholders' equity for the period December 21, 1999 (date of inception) to October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TF Creations Corp. as of October 31, 2000 and the results of its operations and its cash flows and changes in stockholders' equity for the period from December 21, 1999 (date of inception) to October 31, 2000 in conformity with generally accepted accounting principles.

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

/s/ Dorra Shaw & Dugan
---------------------------------
Certified Public Accountants

January 17, 2001

                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

TF CREATIONS CORP.
(A Development Stage Company)

BALANCE SHEET




October 31,                                                                               2000
------------------------------------------------------------------------------- --------------

ASSETS

Current Assets:
     Cash                                                                       $          80
---- -------------------------------------------------------------------------- --------------

TOTAL CURRENT ASSETS                                                                       80
------------------------------------------------------------------------------- --------------

                                                                                $          80
---- -------------------------------------------------------------------------- --------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -
---- -------------------------------------------------------------------------- --------------

TOTAL CURRENT LIABILITIES                                                                   -
------------------------------------------------------------------------------- --------------

                                                                                            -
---- -------------------------------------------------------------------------- --------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                        550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                 -
     Additional paid-in-capital                                                         3,150
     Accumulated deficit                                                               (3,620)
---- -------------------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY(CAPITAL DEFICIENCY)                                             80
------------------------------------------------------------------------------- --------------

                                                                                $          80
---- -------------------------------------------------------------------------- --------------



     The accompanying notes are an integral part of the financial statements

TF CREATIONS CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT





For the period December 21, 1999 (date of inception) to October 31,                     2000
------------------------------------------------------------------------------- ----------

Revenues                                                                        $       -
-------------------------------------------------------------------- ---------- ----------


Operating expenses:
    Professional fees                                                $   3,500
    Bank charges                                                           120
--- ---------------------------------------------------------------- ---------- ----------
                                                                                    3,620
--- ---------------------------------------------------------------- ---------- ----------

Loss before income taxes                                                           (3,620)
Income  taxes                                                                           -
-------------------------------------------------------------------- ---------- ----------

Net loss                                                                           (3,620)
-------------------------------------------------------------------- ---------- ----------

Deficit accumulated during the  development stage - October 31, 2000            $  (3,620)
-------------------------------------------------------------------- ---------- ----------

Net loss per share                                                              $ (0.0006)
-------------------------------------------------------------------- ---------- ----------




     The accompanying notes are an integral part of the financial statements

TF CREATIONS CORP.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




For the period December 21, 1999 (date of inception) to October 31,             2000
----------------------------------------------------------------------------------------------------------
                                                                     Additional
                               Number of      Preferred    Common     Paid - In    Accumulated
                                Shares          Stock       Stock      Capital       Deficit      Total
                            --------------- ------------ ---------- ----------- -------------- -----------
Issuance of Common Stock:
    December 23, 1999            5,500,000            -        550        3,150             -        3,700

Net Loss                                 -            -          -            -        (3,620)     (3,620)
--------------------------- --------------- ------------ ---------- ----------- -------------- -----------

                            $    5,500,000  $         -  $     550  $     3,150 $      (3,620) $      80
--- ----------------------- --------------- ------------ ---------- ----------- -------------- -----------





     The accompanying notes are an integral part of the financial statements

TF CREATIONS CORP.
(A Development Stage Company)

Statement of Cash Flows





For the period December 21, 1999 (date of inception) to October 31,                      2000
------------------------------------------------------------------------------- --------------
Operating Activities:
        Net loss                                                                $      (3,620)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Increase in:
                 Issuance of common stock for services                                  2,500

Net cash provided by operating activities                                              (1,120)
------------------------------------------------------------------------------- --------------

Financing activities:
     Issuance of Common Stock                                                           1,200
---- -------------------------------------------------------------------------- --------------

Net cash provided by financing activities                                               1,200
------------------------------------------------------------------------------- --------------

Net increase in cash                                                                       80
------------------------------------------------------------------------------- --------------

 Cash-October 31, 2000                                                          $          80
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


Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On December 23, 1999, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500.In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of October 31, 2000.

TF Creations Corp.
Notes to Financial Statements

(continued)

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,620 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of October 31, 2000 is $600, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $600, as the Company has no history of profitable operations.


Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,620 from December 21, 1999 (date of inception) through October 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

Item 8. Changes in and Disagreements with Accountants

         Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in of Dorra, Shaw & Dugan CPA's, 270 South County Road, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Dorra, Shaw & Dugan, CPA's, through the date hereof.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

         The director and executive officer of the Company and his respective age is as follows:

Name                Age     Position
---------------     ----    --------------------------------
Thomas V. Flynn     43      Director, President, Secretary and Treasurer

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

         No director, or officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

         The business experience of the person listed above during the past five years is as follows:

         Mr. Thomas V. Flynn, the sole executive officer of the Company, has been consulting with small business owners in the general business areas of business development and sales from 1994 to the present. Mr. Flynn's clients comprise mostly of real estate service companies, title companies and small one man legal offices wherein Mr. Flynn has been able to draw upon his legal education to provide legal research and writing services. Mr. Flynn has an extensive financial and marketing background and has been able to provide valuable assistance and insights to small business owners specifically with regard to the more effective marketing of their businesses. His extensive financial markets experience while on Wall Street as an investment representative with firms such as Morgan Stanley & Co., Inc. and Charles Schwab & Co. have provided Mr. Flynn with invaluable insights into the impact of the financial markets on small business decision making. Mr. Flynn is a graduate of the University of Notre Dame's joint Law and Graduate Business School program receiving a J.D. and M.B.A. in 1986. He also received his B.A. from the University of Notre Dame in 1979.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the

Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Thomas V. Flynn comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with
Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 10. Executive Compensation

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the fiscal year ended 1999, nor at any time during the year ended October 31, 2000. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's director will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company as of January 4, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name of Address of                    Amount and Nature of
Beneficial Owner                      Beneficial Ownership      Percent of Class
----------------------------          ----------------------    ----------------
Thomas V. Flynn                                5,000,000         90.91%
354 Brazilian Avenue, #5
Palm Beach, FL 33480

Donald F. Mintmire                             500,000           9.09%
265 Sunrise Avenue, #204
Palm Beach, FL 33480

All Executive Officers and Directors
as a Group (one person)                        5,500,000         100%
-------------------------------------

Item 12. Certain Relationships and Related Transactions

         On December 21, 1999, the Company issued and sold 5,000,000 shares of its common stock to Thomas V. Flynn, in consideration and exchange for $1,000.00 in connection with the organization of the Company.

         Also on December 21, 1999, the Company issued and sold 500,000 shares of its common stock to Donald F. Mintmire, in consideration and exchange for $100.00 in connection with the organization of the Company.

         In addition Thomas V. Flynn has paid for the cost and expenses associated with the filing of this Form 10-KSB and other operations of the Company.

         At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. At such time as the Board of Directors adopts an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although the Company has a very large amount of authorized but unissued Common Stock and Preferred Stock which may be issued without further shareholder approval or notice, the Company intends to reserve such stock for offerings for acquisitions.

         During the Company's existence there have not been any other transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

         Thomas V. Flynn, may be deemed to be a "promoter" of the Company as that term is defined under the Rules and Regulations promulgated under the Act.

Item 13.          Exhibits and Reports on Form 8-K.

         (a)  The  exhibits  required  to be  filed  herewith  by  Item  601  of
Regulation  S-B,  are  described  in  the  following  index  of  exhibits,   are
incorporated herein by reference, as follows:

         The following exhibits are filed with this Registration Statement:

Exhibit No.     Exhibit Name
----------      -----------------------
3(i).1          Articles of Incorporation filed December 21, 1999(1)

3(ii).1         By-laws(1)
-----------------------

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of TF Creations, Corp.(File No. 0-28799), filed with the U.S. Securities and Exchange Commission.

         (b) No Reports on Form 8-K were filed during the fiscal year ended October 31, 2000, covered by this Annual Report on Form 10-KSB.

Item 2. Description of Exhibits

         See Item 1 above.

                                   Signatures
                        ---------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                TF Creations Corp.
                              ------------------------
                                   (Registrant)

Date: January 18, 2001          BY:  /s/ Thomas V. Flynn
                                ------------------------------------
                                  Thomas V. Flynn,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date                    Signature                      Title
---------------          -------------------             -------------

January 18, 2001       BY:/s/ Thomas V. Flynn
                        -------------------------
                            Thomas V. Flynn             President, Secretary,
                                                        Treasurer, Director