Form 10QSB
period 2001-01-31
TF CREATIONS CORP
filed 2001-03-16
CIK 1102203

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2001
Commission file no.:   0-28799


                               TF Creations Corp.
             ------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                               65-0969306
------------------------------------                      ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                              Identification No.)

354 Brazilian Avenue, #5
Palm Beach, Florida                                                 33480
-------------------------------------                     ----------------------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number:  (561) 832-7835

Securities to be registered under Section 12(b) of the Act:


     Title of each class                                 Name of each exchange
                                                          on which registered

         None                                                      None
-----------------------------------                -----------------------------

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

         As of January 31, 2001, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements



TF CREATIONS CORP.

TABLE OF CONTENTS



                                                                            Page

Accountant's Review Report                                                   F-1

Balance Sheet                                                                F-2

Statement of Operations and Accumulated Deficit During the Development       F-3

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

Notes to Financial Statements                                                F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
TF Creations Corp.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of TF Creations Corp. (a Florida corporation and a development stage company) as of January 31, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the three months ended January 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of TF Creations Corp.

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



/s/ Dorra Dugan & Shaw
Certified Public Accountants
March 15, 2001




                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

TF CREATIONS CORP.

(A Development Stage Company)


BALANCE SHEET



Janauray 31,                                                                          2001
------------------------------------------------------------------------------  ---------------
ASSETS

Current Assets:
    Cash                                                                        $            50
------------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                         50
------------------------------------------------------------------------------  ---------------

                                                                                $            50
------------------------------------------------------------------------------  ---------------

LIABILITIES

Current Liabilities:

    Accrued expenses                                                            $             -
------------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                     -
------------------------------------------------------------------------------  ---------------

                                                                                              -
------------------------------------------------------------------------------  ---------------

STOCKHOLDERS' EQUITY


Common stock - $.0001 par value - 50,000,000 shares authorized 5,500,000                    550
      shares issued and outstanding
Preferred stock - no par value - 10,000,000 shares authorized no shares issued                -
     or outstanding
    Additional paid-in-capital                                                            3,150
    Deficit accumulated during development stage                                         (3,650)
------------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                  (50)
------------------------------------------------------------------------------  ---------------

                                                                                $           (50)
------------------------------------------------------------------------------  ---------------


     The accompanying notes are an integral part of the Financial Statements


TF CREATIONS CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED
    DURING THE DEVELOPMENT STAGE


For the three months ended January 31,                                                        2001
------------------------------------------------------------------------------- ------------------

Revenues                                                                        $             -
---------------------------------------------------------------------  -------- ---------------

Operating expenses:
    Bank Charges                                                             30              30
---------------------------------------------------------------------  -------- ---------------

Loss before income taxes                                                                    (30)
Income  taxes                                                                                 -
---------------------------------------------------------------------  -------- ---------------

Net loss                                                                                 (3,605)
---------------------------------------------------------------------  -------- ---------------

Deficit accumulated during the Development stage - November 1, 2000             $        (3,620)
---------------------------------------------------------------------  -------- ---------------

Deficit accumulated during the Development stage - January 31, 2001
                                                                                $        (3,650)


Net loss per share                                                              $         (0.00)
---------------------------------------------------------------------  -------- ---------------


     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.
(A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the three months ended January 31,                                                                            2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                  Additional
                                        Number of      Preferred      Common      Paid - In       Accumulated
                                         Shares          Stock         Stock       Capital          Deficit         Total
                                        ------------  ------------  ----------  --------------  ---------------  ------------

Issuance of Common Stock:
   December 23, 1999                       5,500,000             -         550           3,150               -         3,700

Net Loss                                           -             -           -               -          (3,650)       (3,650)
--------------------------------------  ------------  ------------  ----------  --------------  ---------------  ------------

                                           5,500,000  $          -  $      550  $        3,150  $       (3,650)  $       (50)
--------------------------------------  ------------  ------------  ----------  --------------  ---------------  ------------



     The accompanying notes are an integral part of the Financial Statements

TF CREATIONS CORP.

(A Development Stage Company)


Statement of Cash Flows

For the three months ended January 31,                               2001
-------------------------------------------------------------------------------
Operating Activities:
        Net loss                                                $          (30)

---- ------- --- ---------------------------------------------  ---------------
Net cash used by operating activities                                      (30)
--------------------------------------------------------------  ---------------

Net decrease in cash                                                       (30)
--------------------------------------------------------------  ---------------

--------------------------------------------------------------  ---------------
 Cash-November 1, 2000                                          $          (80)
--------------------------------------------------------------  ---------------

--------------------------------------------------------------  ---------------
 Cash-January 31, 2001                                          $          (50)
--------------------------------------------------------------  ---------------



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

Interim Financial Statements

The Januray 31, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On December 23, 1999, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,200 in cash plus service valued at $2,500.In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of January 31, 2001.

TF Creations Corp.
Notes to Financial Statements

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,650 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of January 31, 2001 is $600, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $600, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,650 through January 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending January 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None Item 6. Exhibits and Reports on Form 8-K

         (a)  The  exhibits  required  to be  filed  herewith  by  Item  601  of
Regulation  S-B,  as  described  in  the  following   index  of  exhibits,   are
incorporated herein by reference, as follows:


Exhibit No.     Description
-----------     --------------------------------------------------------

3(i).1          Articles of Incorporation filed December 21, 1999 (1)

3(ii).1         By-laws (1)
-----------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.


*        Filed herewith

         (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2001

                                                    Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                TF Creations Corp.
                                   (Registrant)

Date: March 16, 2001            BY: /s/ Thomas V. Flynn
                               ------------------------------------
                                Thomas V. Flynn,  President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                         Signature                      Title
-------                ---------------------------         ------------------


March 16, 2001         BY: /s/ Thomas V. Flynn
                       ----------------------------        President, Secretary,
                        Thomas V. Flynn                     Treasurer, Director