Form 10QSB
period 2001-03-31
I JOIN SYSTEMS INC/FL
filed 2001-05-21
CIK 1102203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORTS OF SMALL BUSINESS ISSUERS

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:        0-26901
                        ----------------------

                              IJOIN SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                       65-0869393
---------------------------------------               --------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


               2505 SECOND AVENUE, SUITE 500, SEATTLE, WA 98121
               --------------------------------------------------
                    (Address of principal executive offices)

                                  206-374-8600
                             ----------------------
                           (Issuer's telephone number)

 Tech-Creations, Inc. 222 Lakeview Avenue, Suite 107, West Palm Beach, FL 33401
 -------------------------------------------------------------------------------
         (Former Name and Former Address, if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X...No........

Applicable only to corporate issuers:

         As of May 7, 2001, the number of shares of common stock, par value $.0001 per share, outstanding (including convertible shares of the Issuer's Series "B" preferred stock and exchangeable shares of iJoin.com Acquisition Corporation, a subsidiary of Issuer's wholly-owned subsidiary, iJoin, Inc., that have voting and economic rights (except for liquidation preferences) functionally equivalent to shares of common stock, but not including any shares subject to other derivative securities) was 6,641,299.

Transitional Small Business Disclosure Format (check one);
         Yes......No....X....

                                     PART I
Item 1.  Financial Statements


TECH - CREATIONS, INC.

TABLE OF CONTENTS
================================================================================
                                                                    PAGE

BALANCE SHEET                                                       F-2

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT                     F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                        F-4

STATEMENT OF CASH FLOWS                                             F-5

NOTES TO FINANCIAL STATEMENTS                                       F-6



TECH CREATIONS, INC.
( A Development Stage Company)

BALANCE SHEET
===========================================================================================================
                                                                                    3/31/2001    9/30/2000
                                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
       Cash                                                                            $  976      $ 1,193
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                      976        1,193
-----------------------------------------------------------------------------------------------------------
                                                                                       $  976      $ 1,193
-----------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES:
       Accrued expenses                                                                $    -            -
-----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              $    -            -
-----------------------------------------------------------------------------------------------------------
                                                                                       $    -            -
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

       COMMON STOCK - $.0001 PAR VALUE - 50,000,000 SHARES AUTHORIZED
             5,000,000 SHARES ISSUED AND OUTSTANDING                                      500          500
       PREFERRED STOCK - NO PAR VALUE - 10,000,000 SHARES AUTHORIZED
             NO SHARES ISSUED OR OUTSTANDING                                                -            -
       ADDITIONAL PAID-IN-CAPITAL                                                      49,500       49,500
       DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                              (49,024)     (48,807)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                976        1,193
-----------------------------------------------------------------------------------------------------------
                                                                                       $  976       $1,193
-----------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements

TECH CREATIONS, INC.
( a Development Stage Company)

STATEMENT OF OPERATIONS
    (UNAUDITED)

====================================================================================================================
                                                            FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                     MARCH 31                        MARCH 31,
                                                                                        ----------------------------
                                                              2001           2000              2001            2000
                                                           --------------------------------------------------------
REVENUES                                                      $  -             $  -            $  -            $  -
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Office                                                       0             $ 50             125           1,675
    Bank charges                                                47                0              92               0
--------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                       (47)             (50)           (217)         (1,675)
     Income  taxes                                                -               -               -               -
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                    $  (47)            $(50)          $(217)        $(1,675)
--------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                      $ ( 0.0001)      $ ( 0.0001)     $ ( 0.0001)     $ ( 0.0001)
--------------------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements


TECH CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MARCH 31,                                                                                        2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONAL
                                          NUMBER OF       PREFERRED     COMMON      PAID - IN      ACCUMULATED
                                           SHARES           STOCK        STOCK       CAPITAL         DEFICIT         TOTAL
BEGINNING BALANCE:
             OCTOBER 8, 1998                $4, 500,000  $      -           $ 450       $ 44,550           $    -      $45,000

Issuance of Common Stock:
             OCTOBER 26, 1998                   240,000         -              24          2,376                -        2,400
             OCTOBER 31, 1998                   180,000         -              18          1,782                -        1,800
             DECEMBER 9, 1998                    80,000                         8            792                           800

             NET LOSS                                 0         -               0              0          (42,663)     (42,663)
-------------------------------------------------------------------------------------------------------------------------------
             BALANCE,  SEPTEMBER  30,         5,000,000             -         500         49,500         (42,663)        7,337
             1999
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
             NET LOSS                                 0             -           0              0          (6,144)      (6,144)
-------------------------------------------------------------------------------------------------------------------------------
             BALANCE,  SEPTEMBER  30,         5,000,000             -         500         49,500         (48,807)        1,193
             2000
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
             NET LOSS                                 -             -           -              -            (217)        (217)

             BALANCE, MARCH 31,
             2001
             (UNAUDITED)                    $ 5,000,000         $   -       $ 500       $ 49,500       $ (49,024)        $ 976
-------------------------------------------------------------------------------------------------------------------------------

                                         See Accompanying Notes to Financial Statements

                                                              F-4

TECH CREATIONS, INC.
(A Development Stage Company)

Statement of Cash Flows
   (unaudited)

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
                                           FOR THE THREE MONTHS ENDED MARCH 31      FOR THE SIX MONTHS ENDED MARCH 31,
                                               2001                2000                2001               2000
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
      Net loss                                     $   (47)           $   (50)            $  (217)          $  (1,675)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities              $   (47)           $   (50)            $  (217)          $  (1,675)
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                               $   (47)           $   (50)            $  (217)          $  (1,675)
-----------------------------------------------------------------------------------------------------------------------
Cash - Beginning of Period                        $   1,023           $  5,712            $  1,193           $   7,337
-----------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                $   976           $   (47)             $   976           $   5,662
-----------------------------------------------------------------------------------------------------------------------


                                     See Accompanying Notes to Financial Statements

                                                           F-5

TECH CREATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Tech - Creations, Inc. (a development stage company) is a Delaware Corporation organized October 8, 1998. By that Amendment to its Certificate of Incorporation dated May 7, 2001, the Company changed its name to iJoin Systems, Inc.

As of the quarter ended March 31, 2001 the Company conducted business from its headquarters in Atlanta, Georgia. The Company has not yet engaged in its expected operations.

The Company is in the development stage and, as of the quarter ended March 31, 2001, had not yet acquired the necessary operating assets; nor had it begun any part of its proposed business. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

On April 24, 2001, as Amended May 7, 2001, the Company entered into that certain Agreement and Plan of Merger ("Merger Agreement") with IJC Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Subsidiary"), and iJoin.com, Inc., a Delaware corporation ("iJoin"). Pursuant to the Merger Agreement, the Merger Subsidiary was merged with and into iJoin and the separate corporate existence of Merger Subsidiary ceased. Following the merger transaction, iJoin, as the surviving corporation, became a wholly-owned subsidiary of the Company. [see Note E - Subsequent Events]

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

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

Interim Financial Statements

The March 31, 2001interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

NOTE B - STOCKHOLDERS' EQUITY:

As of March 31, 2001 the Company had authorized 50,000,000 shares of $.0001 par value common stock. On October 8, 1998, the company authorized and issued 4,500,000 shares of restricted common stock to its then sole

TECH CREATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B - STOCKHOLDERS' EQUITY(CONT'D):

officer and director at $.01 per share for $45,000 in cash. On October 26, 1998, the Company issued 240,000 shares of common stock at $.01 per share for $2,400 in cash. On October 31, 1998, the Company issued 180,000 shares of common stock at $.01 per share for $1,800 in cash. On December 9, 1998 the Company issued 80,000 shares of common stock at $.01 per share for $800 in cash.

In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of March 31, 2001.

NOTE C - INCOME TAXES:

The Company has a net operating loss carry forward of $49,024 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative, as of December 31, 2001 is $9,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $9,000, as the Company has no history of profitable operations.

NOTE D - GOING CONCERN:

As shown in the accompanying financial statements, the Company incurred net losses from its inception through March 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

NOTE E - SUBSEQUENT EVENTS:

On May 7, 2001, a newly created subsidiary of the Company was merged with and into iJoin, Inc., a Delaware corporation ("iJoin") in accordance with that certain Agreement and Plan of Merger dated as of April 24, 2001, as amended May 7, 2001, by and among the Company, its subsidiary and iJoin. By its terms, the merger agreement provided for the Company to issue to the holders of the capital stock of iJoin and aggregate of: 2,211,299 shares of the Company's common stock,
(ii) 300,000 shares of Series B Preferred Stock convertible into 300,000 shares of the Company's common stock and (iii) 2 shares of convertible Series A Special Voting Preferred Stock, representing an aggregate of 30,000 shares of the Company's common stock issuable upon the exchange of certain exchangeable shares of iJoin's Canadian subsidiary. In addition, the Company assumed outstanding warrants and options of iJoin, exercisable for the purchase of up to an aggregate of 841,440 shares of the Company's common stock, post merger.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from October 1, 1999 through March 31, 2001, the Company had no revenue from operations and deficit accumulated during the development stage amounted to $49,024. The Company had been unable to compete in the landscape creations/design and services industry in the Atlanta, Georgia, metropolitan area.

         Mr. Ragsdale, as of March 31, 2001, has been responsible for developing Tech's landscape creations/design and service business.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2001, the Company had assets totaling $976 and no current liabilities. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

         The Company has no potential capital resources from any outside sources as of the quarter ending March 31, 2001. As of the quarter ending March 31, 2001 the Company continued to operate out of the facility provided by Mr. Ragsdale. The ability of the Company to continue as a going concern is dependent upon its ability to obtain a sufficiently large and profitable client base to purchase its services and/or products.

NET OPERATING LOSSES

         The Company has net operating loss carry-forwards of $49,024 expiring in 2021. The company has a $9,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

FORWARD-LOOKING STATEMENTS

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

ITEM 1. LEGAL PROCEEDINGS.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         On May 7, 2001, a newly created subsidiary of the Company was merged with and into iJoin, Inc., a Delaware corporation ("iJoin") in accordance with that certain Agreement and Plan of Merger dated as of April 24, 2001, as amended May 7, 2001, by and among the Company, its subsidiary and iJoin. By its terms, the merger agreement provided for the Company to issue to the holders of the capital stock of iJoin and aggregate of: 2,211,299 shares of the Company's common stock, (ii) 300,000 shares of Series B Preferred Stock convertible into 300,000 shares of the Company's common stock and (iii) 2 shares of convertible Series A Special Voting Preferred Stock, representing an aggregate of 30,000 shares of the Company's common stock issuable upon the exchange of certain exchangeable shares of iJoin's Canadian subsidiary. In addition, the Company assumed outstanding warrants and options of iJoin, exercisable for the purchase of up to an aggregate of 841,440 shares of the Company's common stock, post merger.

         Following the merger transaction, iJoin, as the surviving corporation, became a wholly-owned subsidiary of the Company. iJoin is a Delaware corporation based in Seattle, Washington which has developed the first-to-market Intelligent Business Web offering Integrated Web services for the IT marketplace. Such services are meant to streamline IT processes, automatically Integrating disparate vendors into a single source, enabling IT professionals to procure, deploy, and maintain custom solutions and lower their total cost of technology ownership. The platform technology at the heart of iJoin's Intelligent B-Web is a proprietary XML Logic Engine that designs customized solutions for each customer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

EXHIBIT NO.     DESCRIPTION

Item 1.  Index to Exhibits

---------   ----------------------------------------------------------------

3(i).1      Articles of Incorporation of Tech filed October 8, 1998(1)

3(ii).1     Bylaws(1)

3(iii).1*   Certificate of Amendment of the Certificate of Incorporation of
            Tech-Creations, Inc. changing its name to iJoin Systems, Inc. filed
            May 2, 2001.

21.1    *   Statement of iJoin Systems, Inc. Subsidiary(ies)

-------------------------------

(1)Incorporated herein by reference to the Registration Statement on Form 10-SB of TECH Creations, Inc. (File No. 0-26901), filed with the U.S. Securities and Exchange Commission.

        *   Filed herewith

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 2001, covered by this Quarterly Report on Form 10-QSB

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tech Creations, Inc.
                                          (Registrant)

Date: May 7, 2001                         By:  /s/ William H.  Ragsdale
                                               ---------------------------------
                                               William H. Ragsdale, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                       Signature                         Title
     ----                       ---------                         -----

May 7, 2001         By: /s/ William H.  Ragsdale          President and Director
                        ---------------------------
                            William H. Ragsdale